Form 10KSB
period 1995-12-31
NOVATEK INTERNATIONAL INC
filed 1996-02-26
CIK 832334

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                               FORM 10-KSB

      ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                         EXCHANGE ACT OF 1934

                 For fiscal year ended December 31, 1995

                     Commission file number 0-22096


                       NOVATEK INTERNATIONAL, INC.
             ---------------------------------------------
            (Name of small business issuer in its charter)

             COLORADO                           84-1074891
      ------------------------          -----------------------------------
      (State of Incorporation)         (I.R.S. Employer Identification No.)

                           1340 Neptune Drive
                      Boynton Beach, Florida 33426
                             (407) 736-6659
  ---------------------------------------------------------------------------
  (Address of principal executive offices, zip code,issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                  None

         Securities registered under Section 12(g) of the Exchange Act:

                                  None

   Check whether the issuer (1) filed all reports required to be filed by by section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
   past 90 days.  Yes   X    No
                     ------     ------

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

   Issuer's revenues for its most recent fiscal year:  $2,509,323.

   State   the  aggregate  market  value  of  the  voting  stock  held   by
   nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Approximate as of February 16, 1996 based on the average bid and asked price of $7.06 on that date - $18,460,544.

                   (Cover page continued on next page)

   State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 16, 1996 - 2,674,498

   Documents Incorporated By Reference:

     1. Current Report on Form 8-K dated December 28, 1990; and Agreement and Plan of Merger and Articles of Merger filed as Exhibits thereto.

     2. Agreement and Plan of Merger, Articles of Merger and Articles of Amendment to the Articles of Incorporation of the Registrant con-tained as exhibits to the Current Report on Form 8-K dated March 3, 1989 and amended on Form 8 dated August 11, 1989.

     3. Form 8-K dated January 3, 1996 and Agreement and Plan of Merger filed as exhibits thereto.

     4.  Articles of Incorporation and Bylaws.

   Transitional Small Business Disclosure Format:  Yes       No  X
                                                       ----     ----

   PLEASE ADDRESS ALL CORRESPONDENCE TO:

                           Mark Gasarch, Esq.
                       1285 Avenue of the Americas
                                3rd Floor
                        New York, New York  10019

PART I

Item 1.   Description of Business.
          ------------------------
      The Company is in the business of developing and marketing a proprietary building construction process involving the use of steel trusses. In the past, the Company's business included fabricating, installing, and finishing structures. Current and future business efforts are directed toward primarily providing manufactured items, without being as involved in the actual process of construction. The principal market for the Company's products is residential and commercial buildings. The Company's products compete directly with concrete block and wood frame systems, the primary construction techniques for residential building in South Florida and other high humidity climates where termite infestation is common. Likewise, management believes that these systems should be competitive on the international market because of their light weight, transportability and ease of assembly. The Company is actively pursuing manufacturing and installation contracts as well as international licensing of its technology. The Company determined in 1995 to discontinue engineering and design through Trusteel, its subsidiary. All engineering is currently subcontracted to independent Florida licensed engineers. The Company believes that this action will better control costs in this area.

      The Company has received two patents on its componentized building system. While protection of trade secrets is a priority, management believes that its success will depend significantly more upon its marketing efforts and the development of consistent manufacturing capacity than on technology protection in maintaining the competitive position of the Company for the near future.

      Management expects the business of the Company to change with the acquisition of Medical Products, Inc. After the merger, the Company will be selling medical test kits for Cholera, Syphilis, Glucose, Hepatitis, HIV I and HIV II, Diphtheria, Pregnancy and others. Management believes that significant revenue will be received from these sales during 1996.

      Additionally, the Company will be receiving a five (5) percent royalty in excess of royalties paid for all Rapid Medical Test Kits sold to the Bahamian licensee.

HISTORY

      The Company was incorporated in Colorado on January 8, 1988 under the name of Venture Investments Plus Corporation for the purpose of seeking and participating in or acquiring a business opportunity. In September of 1988, it completed a public offering of shares of common stock and warrants (subsequently expired) for gross proceeds to the Company of $300,000.

      Effective on or about September 1, 1989, the Company acquired, through a reverse triangular merger, Triumph Timber Corporation, a Wyoming corporation which was merged into a wholly owned subsidiary of the Company named Triumph Resources Corporation, a Wyoming corporation. The Company, through a name change effected via the Merger Agreement, became Triumph Group, Inc., a Colorado corporation. On October 31, 1990, Triumph Resources Corporation filed a petition in bankruptcy under Chapter 7 of the Bankruptcy Code.

      On December 28, 1990, the Company's shareholders approved the Plan of Merger and the Articles of Merger between the Company and Novatek International, Inc., a Florida corporation, with the surviving entity (the Company) remaining a Colorado corporation and becoming known through a name change as Novatek International, Inc.

      Novatek International, Inc., the Florida corporation, had been incorporated in August 1989 to compete in the commercial and residential construction industry. As a result of the Merger, Novatek

International,  Inc., the Florida corporation, was  dissolved,  and  the
Company   remained  in  the  residential  and  commercial   construction
business.

PRODUCTS

     The Company's principal products are described as follows:

     1.  Modular concrete panel building component system

     2. Full-height concrete panel building component system ("Composite Walls")

     3.  Light steel building component system

     4.  Residential light steel truss systems

     5.  Commercial light steel truss systems

     6.  Light steel roof retro-fit assemblies

     7.  Light steel architectural facade framing system

1.   Modular Concrete Panel Building Component System

      The  system  consists  of concrete panels,  used  as  an  exterior cladding, that attaches to pre-engineered light steel wall framing, using a patented integral steel insert that is cast directly into the concrete panel during the fabrication stage. This system can be a stand-alone structural system that creates the load bearing shell of the structure, or it can act as an exterior cladding system in unison with a
structural  steel  pre-engineered system  for  larger  structures.   The
Company's concrete panel also is used in multi-story applications, where the balance of the structure may be composed (in whole or in part) of steel floor joists or trusses, steel roof trusses, and a metal roof. The Corporation also sells all of these components to go along with their concrete panels.

      The Company's modular concrete panel and steel framing assembly is a pre-engineered system that lends itself well to offshore and remote locations, in which transportation and available heavy equipment become a problem. It combines the structural advantages of masonry construction with the ease of construction of panelized framed construction. The competition in the Southeast United States in the residential arena consists primarily of standard masonry construction with wood trusses, wood-framed construction, and other proprietary manufactured systems. The Company believes that the most favorable market for this product exists in offshore applications.

      The Company believes that it is presently in a position to be competitive in the offshore market, where the speed of construction and ability to deliver quality at a fixed price may make it the system of choice over local construction. This is especially true in the Bahamas, Cayman Islands, and Virgin Islands, where the costs of local construction are very high and the quality of construction may be more marginal.

2.    Full  Height Concrete Panel Building Component System  ("Composite
      Walls")

     This system consists of panelized light steel walls, with the full-height concrete exterior cladding cast directly to the steel wall supports, using the same patented steel insert as the modular concrete wall panel. This construction system has the advantages of the small modular panels, with the added benefit of minimizing field construction labor requirements. However, since the large panel system is more expensive to handle and ship, its most viable market has proven to be local areas such as the Bahamas and South Florida. This building system also may be used in foreign locations, using local labor.

      The Company has undertaken research into the use of lightweight concrete in this application. Past production has proven too expensive and is not competitive using conventional concrete. As reported last year, the Company had received a non-binding letter of intent from the Ministry of Building in Nicaragua to use this product. During the
Spring   of   1995,  a  former  employee  of  the  Company   interrupted
negotiations on this matter with the representative from Nicaragua. Notwithstanding litigation undertaken by the Company to protect its interest in this matter, Management of the Company does not feel that this contract will become a reality.

      While Management believes that this new process will ultimately provide a profitable product line, there can be no assurance that the Company will be able to market this system successfully.

3.   Light Steel Building Component System
      This component system consists of light steel framing components for the walls, floors, and trusses of residential and commercial buildings. This system may be delivered as a panelized, pre-fabricated system or sold as a "knocked-down" framing system, whereby the purchaser will be provided with a full set of engineered plans with all layouts, pre-cut and labeled steel members, and all pertinent construction details. The system consists of exterior and interior wall framing material, the floor joists and headers, roof trusses and rafters, and all sub-fascia and blocking material. At the present time, the Company knows of only five significant companies in this market in the United States, each of whom, the Company understands, requires a prospective "buyer" of their system to first become a "dealer" and pay a dealer's fee. The Company believes that its willingness to sell directly to the end user, without requiring the customer to first become a dealer, will give it a competitive advantage over these other companies. The Company's integration of engineering and technical expertise, its marketing exposure, and its commitment to providing a quality product at a competitive price will help determine the extent of the Company's share of this rapidly-expanding market. This system is one that can be sold nationwide, as well as in other countries. The key to this expansion will be the establishment of a distribution network and the development of the in-house capability of producing the steel framing members. However, there can be no assurance that the Company will be able to market this system successfully.

4.   Residential Light Steel Roof Truss System

     The residential light steel truss system consists of pre-fabricated trusses (manufactured in the Company's plant), the engineering, plans and details for the installation of the trusses, and the ancillary bracing and bridging material. The scope of this market is nationwide, and is applicable to almost all residential construction. The Company believes that the decline on a national basis in the quantity and quality of available structural timber and the increased awareness of environmental concerns have de-stabilized the lumber market, leading to higher costs and temporary material shortages. This has led builders and designers to look further into the implementation of alternative materials (principally steel) for their trusses and other building components. The biggest obstacles to a more widespread acceptance of light steel trusses have been the lack of uniformly accepted design criteria and an economical method of design. The Company has developed a computer generated design system which it believes will resolve these problems. During 1995, the Company extensively tested various software seeking to integrate its truss design system with little success. To date, no other design system is available. The Company has been discussing the need for a complete layout and truss design program with its major steel provider and has determined that it will use software generated by the supplier when such becomes available.

5.   Commercial Light Steel Roof Truss System

      The roof truss system used in heavy commercial applications is an expanded version of the residential truss system. The primary differences are the wider spacing of trusses, the use of much heavier gage steel members, and the special configurations for equipment, catwalks, etc. that are usually required for these installations. While the Company's residential trusses compete withwood trusses, the commercial truss system competes with timber trusses, steel bar joists, and other light steel roof truss manufacturers. The installation of light steel roof trusses have become mandatory in Florida, Georgia, and other southeastern states for schools, nursing homes, adult life care facilities, clubhouses, performing arts auditoriums and other public buildings under the Southern Standard
Building  Code  requirements  for non-combustible  construction.   Since
light steel trusses are approximately 35% less expensive than structural steel and bar joists for pitched roof applications, they have become the
preferential  roof framing system in all of these applications.   During
1995, the Company completed numerous roof truss jobs but was unable to penetrate the Georgia market as anticipated in last year's report. Increased competition by new entrants into the market depressed prices to a point that management elected not to bid a number of contracts in both Georgia and Florida that appeared to be unprofitable. However, there can be no assurance that the Company will be successful in obtaining any
of  this  business.   It is the Company's intention to  be  primarily  a
manufacturer only for each project, and leave the truss erection to experienced local crews.

6.   Light Steel Roof Retro-Fit Assemblies

      This product line is the Company's over-framing system for the application of new pitched roofs over existing flat roofs. There appears to be a nationwide trend by building and facility managers of addressing leaking flat roofs by over-building with more architecturally appealing pitched metal roofs. The new metal pitched roofs are virtually maintenance free, and eliminate the need to repair or replace a built-up asphalt and gravel roof. The market is nationwide, with the value of the framing systems only for these applications conservatively estimated by the Company at $40 millon. The Company's share of the market should be significantly enhanced by its capability to produce its own framing sections. This market is driven by total cost of the system and the turnaround time in production. The Company lost the services of one of its engineers. As a result, the Company determined to delay purchasing its own roll forming equipment and entering the light steel roof retro assembly market. The Company does not anticipate entering this market in the near future since engineering requirements are currently being subcontracted.

7.   Light Steel Architectural Facade Framing System

      This system refers to the light steel mansard (facade) framing systems common around the perimeters of retail strip centers, small government buildings, service stations and vehicle depots, and commercial and industrial buildings. This system is also used for equipment screens and decorative rooftop detailing on various types of buildings. The Company believes that the market for this system is fairly regional; with the Florida market for the supply of only the framing system and the engineering for the system being approximately $4 million per year. The Company hopes to obtain a 25% share of this market once in-house roll forming capability is achieved, but there can be no assurance that the Company will, in fact, be able to achieve some or any of this market share.

DEVELOPMENT OF FUTURE BUSINESS

      During the fourth quarter of 1994, the Company increased the price for its goods and services to result in an estimated profit margin of approximately 20 to 25%. Contrary to its expectation during 1995, Management found great price resistance to the pricing structure implemented in the fourth quarter of 1994. New participants entered the light gage steel component market and wood prices remained low.

      On December 29, 1995, the Company signed an Agreement and Plan of Merger with Medical Products, Inc. Medical Products, Inc. owns the marketing rights for 12 various Rapid Medical Test Devices for South America and the Bahamas. Closing on this agreement is scheduled to occur not later than February 29, 1996.

      Additionally, on December 28, 1995, the Company sold a license for the Bahamas to an unrelated party for $3,000,000 for the distribution of the Rapid Medical Test Devices described above.

MARKETING AND DISTRIBUTION

      The Company is actively pursuing commercial contracts on a daily basis through submission of bids as solicited from the Dodge Reports, visiting regional architects and engineers to explain the Company's concept for the purpose of having its products specified on design/build contracts, and conducting monthly mailings to non-local architects, engineers, and builders. The basis of management's beliefs regarding the proposed markets for its various systems include its experience in this industry, involvement in various trade and professional associations and information gained from trade periodicals and surveys.

      The Company currently markets domestic sales on a direct basis utilizing one employee based at its manufacturing facility in Florida. International sales are negotiated by the President. Negotiations concerning licensing technology continue with an Irish company for distribution rights in Belgium and Germany. Additionally, licenses for Venezuela and Brazil have been issued. All shipments of products are currently distributed from the Company's two facilities in Boynton Beach, Florida.

SALES BY PRODUCT AND REGION

      Sales for the years ended 1995 and 1994 were 2,509,323 and 2,027,737 respectively. During 1995 and 1994, residential sales of the Company's componentized buildings declined to approximately 20% and 36% respectively of total sales with the remaining approximately 80% and 64% consisting of commercial type component sales of trusses, walls, and roofs. During 1995, international sales were approximately 38% of total sales, reflecting projects in Grand Cayman and in the Bahamas.

REGULATION

      Delays in the issuance of building permits no longer significantly impacts the Company's business, since the Company has moved away from the general contracting business and is now a provider of materials to general contractors. No manufacturing occurs by the Company until the general contractor advises the Company that it has received a building permit. Additionally, the Company is focusing its marketing towards delivery only jobs and offshore construction.

      The Company does not anticipate that it will encounter any adverse governmental regulations related to the use of light gage steel since municipal and state building codes, as well as design parameters used by architects and engineers, have been changed to incorporate the use of steel as an alternative to wood for fire resistance and wind loads.

      Manufacturing and assembly of the Company's systems and other products, currently and those anticipated to be developed, involve no handling nor disposal of hazardous materials, and there are no significant effects upon operations imposed by requirements of environmental regulations.

EMPLOYEES

      At the present time, there are 25 full-time employees of the Company, including two officers, one controller, one estimator, one sales representative, one draftsman, three clerical, and 15 laborers, which number varies with the flow of business.

      In addition, the Company employs the services of two draftsmen, an architect and an engineer who are self-employed. None of the Company's employees are represented by unions.

Item 2. Description of Properties.
        --------------------------
      The Company's manufacturing and principal executive offices are located at 1340 Neptune Drive, Boynton Beach, Florida 33426 in a facility containing 3,100 and 18,000 square feet of office and production space, respectively, leased for an initial term of 60 months through May 1997 at an annual rental of approximately $83,472 with an option to purchase.

      The Company has retained its concrete casting operation at 1401 Neptune Drive, in a building owned by the Company which previously housed all of the Company's operations. The Company occupies approximately one-half of this 14,000 square foot facility, and leases out 2,000 square feet to an affiliate, with the remaining 5,000 square feet vacant. Rental income to the Company was $18,000 in 1994 and $12,000 in 1995.

Item 3. Legal Proceedings.
        ------------------
      There are no material pending or threatened litigation or administrative proceedings out of the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------
      None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------
      The Company's shares of Common Stock presently are being traded on the NASDAQ Small Cap Market under the symbol "NVTK". The following table shows, for the calendar periods indicated, the range of reported high and low bid quotations for these shares. Such prices necessarily reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

      Upon the effective date of the public offering, the Company's Units, Common Stock, and Warrants were listed for trading on NASDAQ Small Cap Stock Market under the symbols NVTKU, NVTK and NVTKW respectively. NVTKU is no longer traded as units. The units were separated into stock and warrants.

      On December 31, 1994, the Company's Shareholders approved a resolution calling for a 1 for 10 reverse split of the shares of the Company's common stock, which was effected January 9, 1995. The high and low bid quotations set forth below have been adjusted to give effect to this 1 for 10 reverse split by taking the reported prices and multiplying them by 10.

                   Quarterly Common Stock Price Range
                   ----------------------------------

                                             High Bid       Low Bid
                                             --------       --------
1994:
Quarter ended 03/31                          $20.00         $ 2.50
Quarter ended 06/30                          $ 8.75         $ 3.13
Quarter ended 09/30                          $ 9.38         $ 1.88
Quarter ended 12/31                          $ 6.88         $  .62

1995:
Quarter ended 03/31                          $ 6.38         $ 2.50
Quarter ended 06/30                          $ 8.75         $ 2.75
Quarter ended 09/30                          $ 5.00         $ 2.50
Quarter ended 12/31                          $ 6.00         $ 4.38


      As of February 16, 1996, there were approximately 1,174 holders of record of the shares of the Company's Common Stock.

COMMON STOCK

     The holders of Common Stock elect all directors and are entitled to one vote for each share held of record. All shares of Common Stock participate equally in dividends, when, as and if declared by the Board of Directors and in net assets on liquidation. All shares of Common Stock presently outstanding are, and the shares of Common Stock offered hereby and purchasable upon the exercise of the Warrants, when issued, will be duly authorized, validly issued, fully paid and nonassessable by the Company. The shares of Common Stock have no preference, conversion, exchange, preemptive or cumulative voting rights.

PREFERRED STOCK

      The Company is authorized to issue shares of preferred stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock. In the event of issuance, the shares of preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. The Company has no present intention to issue any additional shares of its preferred stock, and has agreed with the Representative not to issue any additional shares of its preferred stock for a period of three years from April 17, 1995 without the prior written consent of the Representative.

      The Company has designated 5,000 shares of its Preferred Stock as Series A 10% Cumulative, Convertible Preferred Stock ("Preferred Series A"). The Preferred Series A carries a liquidation preference, and a stated redemption value and face value of $1,000 per share. Each share of Preferred Series A is convertible into 333 shares of the Company's common stock. As of February 16, 1996, 1,887 shares of Preferred Series A are issued and outstanding.

DIVIDENDS

       The convertible Redeemable Preferred Stock described above currently entitles its holders to receive out of the net profits of the Company, as and when declared by the Board of Directors, cumulative dividends at the rate of $100 per share per annum. No dividends on the Common Stock may be paid until any and all accumulated dividends on the Redeemable Preferred Stock has been paid. As at December 31, 1995, holders of 1,887 of these Preferred Shares had waived all present dividends, in exchange the Company waiving interest on certain outstanding loans. To date, the Company has not paid any cash or other dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. Moreover, the Company's ability to pay dividends on its Common Stock in the future may be limited by future preferred stock issuances.

Item 6. Management's Discussion and Analysis of Financial Condition  and
        ----------------------------------------------------------------
        Results of Operations.
        ----------------------
General
-------
      Since inception, the Company has not been able to generate cash flow from operations to cover expenses without advances from affiliates and private placements of its securities. This casts significant doubt upon the Company's ability to continue as a going concern with its current business methodology. As a result of this, on December 29, 1995, the Company executed an agreement and plan of merger with Medical Products, Inc. (MedPro), a Florida company, which has the marketing rights to South America and the Bahamas for certain rapid medical test devices (see Note 18 to the Consolidated Financial Statements). These devices include test kits for HIV, cholera, diabetes as well as nine other viruses. The test kits are manufactured by Universal Health Watch, Inc. (UHW) in Columbia, Maryland. Currently, MedPro is in negotiations with Brazil for a ten year contract that is expected to generate $100 million in revenue and approximately $12 million in profit each year. MedPro also has additional products in development which will allow access to the animal health market for cattle in Argentina (Also see
Note 1 to the Consolidated Financial Statements regarding entities con-tinued existence).

      On  December 1, 1995, Management acquired from MedPro the  license for the Commonwealth of the Bahamas for the medical testing devices referred to above. Consideration for this license was the Company's license for the use of its patents and technology in Brazil. The
Company, on December 28, 1995, entered into an agreement to sell its newly acquired license to a Bahamian individual through a license agreement for $3,000,000 (see Note 18 to the Consolidated Financial Statements). This transaction was finalized during January 1996 at which time the Company recognized $3,000,000 of revenue.

      Management has determined that competition in local and regional market has intensified to the extent that management will downsize the Company's facilities by subletting 1340 Neptune Drive and moving its corporate offices to 1401 Neptune Drive during 1996. Additionally, production requirements have been diminished, since the focus of sales for 1996 will be offshore contracts which can be supported with less factory prefabrication. Management will review its plant needs for a final determination once the expected merger with Medical Products, Inc. has been consummated.

Results of Operations
---------------------
       During 1995, the Company completed residential and commercial buildings for a total of $2,509,000 in revenue and received $1,794,000 in orders, all of which were for commercial projects. During 1994, the Company completed residential and commercial buildings for a total of $2,028,000 in revenue and received $3,000,000 in orders, of which 13% were residential and 87% were for commercial projects.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
----------------------------------------------------------------------
      Revenues from contracts for the year ended December 31, 1995 were $2,509,000, an increase of $482,000 or 24% over revenues from contracts of $2,028,000 for the year ended December 31, 1994. This increase in revenue was a result of the Company focusing on the commercial steel truss market in South Florida and the Caribbean and targeting its marketing efforts at schools, private development club houses and
Adult Congregate Living Facilities ("ACLF").   Prior  to  1994,  the  Company
was  primarily  a  provider  of residential structures.

      The gross loss has remained somewhat consistent. The Company's gross loss in 1995 was $530,000, compared to $533,000 for 1994. The percentage of gross loss to contract revenues earned was 21% during 1995 compared to 26% during 1994.

      Operating expenses during 1995 were $1,096,000 or 44% of contract revenues, an increase from $881,000 and 43% of contract revenues during 1994. This dollar increase is primarily due to increases in salaries and professional and consulting fees. Management believes that the percentage of operating expenses to contract revenues should remain relatively con-sistent during 1996.

      The Company incurred (net) nonoperating expense of $37,000 during 1995 compared to (net) nonoperating expenses of $684,000 in 1994. This decline was due primarily to a gain of $88,000 on the sale of equity securities of an affiliate in 1995 compared to a $500,000 write-down of an investment in equity securities of an affiliate during 1994, as well as a decrease in interest expense resulting from the Company's reduction of debt during 1995.

      The Company's backlog as of December 31, 1995 was approximately $377,000 compared to a backlog of approximately $379,000 as of December 31, 1994.

Liquidity and Capital Resources
-------------------------------
      The Company's net cash used in operating activities was $2,458,000 for the year ended December 31, 1995 compared to net cash used in operating activities of $1,415,000 during 1994. The primary reason for this increase in net cash used in operating activities was a decrease in accounts payable of $620,000 during 1995 compared to an increase in accounts payable of $370,000 during 1994.

      Net cash provided by investing activities during 1995 was $825,000 compared to net cash provided by investing activities of $95,000 during 1994. During 1995, the Company received $500,000 from the redemption of a certificate of deposit and $363,000 from the proceeds of the sale of investment in equity securities of an affiliate. During 1994, the majority of the net cash provided by investing activities was through a reduction in amounts due from affiliates of $136,000. The Company's purchases of property and equipment were approximately $22,000 and $54,000 during 1995 and 1994, respectively.

      The net cash provided by financing activities during 1995 was $1,680,000 compared to net cash providing by financing activities during 1994 of $1,332,000. During 1995, the Company received $595,000 of proceeds from long term debt while making principal payments on long term debt of $2,021,000 and received net proceeds from the issuance of common stock of $3,161,000. During 1994, the Company received proceeds from long term debt of $1,222,000 while making principal payments of $57,000 and received net proceeds from the issuance of common stock of $138,000.

     Without positive cash flow from operations, the Company experiences the typical problems of obtaining debt and equity capital funding. During April 1995, the Company completed a secondary offering which generated the net proceeds from the issuance of common stock noted above of $3,161,000. These net proceeds were used as outlined in the prospectus to retire debt and provide working capital for the Company. The Company has 862,500 warrants outstanding with an exercise price of $6.75 issued in connection with the public offering that the Company has the option to redeem under certain circumstances. Currently, the Company's common stock is trading at a level that may encourage exercise of these warrants, however, no assurance exist that these warrants will be exercised.

      Management believes that the pending merger with Medical Products, Inc., through the profits derived form the sale of the medical testing devices, will provide sufficient cash flow to meet the Company's
operating needs during 1996.   Additionally, the  Company has an under-
standing with a Bahamian developer, to produce townhomes. This developer who will advance funds necessary to complete this project for the next three years.

Item 7. Financial Statements
        --------------------
        The Consolidated Financial Statements are filed as part of this Annual Report on form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting
        -----------------------------------------------------------
        and Financial Disclosure.
        -------------------------

        Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons,
        -------------------------------------------------------------
        Compliance with Section 16(a) of the Exchange Act.
        --------------------------------------------------

Directors and Executive Officers
--------------------------------
          The following persons were directors and executive officers of the Company as of February 16, 1996.

          Director                Age        Positions with Company
          --------                ---        ----------------------
          Frank J. Cooney          54        President, Director
          Brigitte U. Cooney       54        Secretary, Director
          Theodore B. Thomas       44        Treasurer, Director
          Howard Korer             63        Director
          Richard Ernest           55        Director
          Dr. Jaime Puccio         60        Director

      The by-laws provide that the Directors of the Company serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors.

BUSINESS EXPERIENCE

      Frank J. Cooney has been the President and a Director of the Company from 1989 to the present. He is a graduate of Syracuse University with a Bachelor of Science in accounting, law, and finance. Mr. Cooney was formerly the President of the Buffalo Braves, Inc., an NBA franchise, as well as former President of Freezer Queen Foods Canada Ltd., former Senior Vice President of Freezer Queen Foods, Inc., a
Nabisco subsidiary, a former President of Silda Enterprises Inc., a holding company operating supermarkets and department stores in New York State, and worked independently as a Financial Consultant in West Palm Beach, Florida from 1985 to 1989.

      Brigitte U. Cooney has been the Secretary and a Director of the Company from 1989 to present. Mrs. Cooney serves as President of Nova Specialty Risks, Inc., a managing general insurance agency. Mrs. Cooney served as an Administrative Assistant to Donco Food Services, Ltd., Toronto, Canada and as general manager of Down Under Shoppes, Inc. in New York State. She was an Administrative Assistant to Lawrence Goldman, Ph.D., and a research consultant to Luitpolde Pharmaceuticals Company from 1986 to 1989. Mrs. Cooney is the wife of Frank Cooney.

      Theodore B. Thomas has been the Treasurer and a Director of the Company since December 1993. Mr. Thomas formerly had been employed for 17 years in commercial banking at Sun Bank N.A., last serving as Senior Vice President.

      Howard Korer has been a Director since May 26, 1995. Mr. Korer is Chief Executive Officer of Scientific Movers, Inc. located in Franklin Park, Illinois. Mr. Korer founded Scientific Movers, Inc. in 1955.

      Richard Ernest has been a Director since May 26, 1995. Mr. Ernest, a graduate Engineer, is President of Whitehall Machinery Inc. which was incorporated in 1980 and specializes in metal forming equipment.

      Dr. Jaime Puccio has been a Director since January 16, 1996. Dr. Puccio has extensive involvement as a staff member and consultant to the World Health Organization (WHO), Pan American Health Organization
(PANO), and the Organization of American States (OAS).

Item 10. Executive Compensation.
         ----------------------
     No officer of the Company received compensation of $100,000 or more in any of the Company's last three years. Frank J. Cooney, the Company's Chief Executive Officer, received compensation of $73,100 in 1995 and $38,000 in 1994.

     There were no pension, profit sharing or long term incentive plans nor stock options or stock appreciation rights plans nor any non-cash compensation in effect during any of the past three years. None of the Company's employees are party to any employment agreement. Directors are not paid any compensation for the undertaking of their duties as such other than any out of pocket expenses incurred in attending meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

                         PRINCIPAL SHAREHOLDERS

      The following table sets forth as of February 16, 1996 all persons known by the Company to be a beneficial owner of more than five percent of any class of the Company's voting securities and the security ownership in the Company, directly or indirectly, by all directors and executive officers and by all directors and officers of the Company as a group. All of the persons and entities listed below have agreed not to sell any of their shares for a period of one year after the effective date of the secondary offering (04/17/95).

Name and Address                Amount and Nature of
Beneficial Owners (1)           Benefits of Ownership   Percent of Class (2)
---------------------           ---------------------   --------------------
Brigitte U. Cooney                  30,427                 1.3% (3)
4616 Suburban Pines Drive
Lake Worth, FL  33463

Frank J. Cooney                     58,680                 2.6% (4)
4616 Suburban Pines Drive
Lake Worth, FL  33463

Polydex Pharmaceuticals, Ltd.      160,000                 5.9%
421 Comstock Road
Scarborough, Ontario
Canada M1L 2H5

Theodore B. Thomas                   1,010                  .2% (5)
734 Rider Road
Boynton Beach, FL  33435

All Officers and                    59,690                 2.8% (6)
Directors as a Group
(3 Persons)

*  Less than 1%

(1)  Unless  otherwise  indicated,  each  person  named  in  the   table
     exercises sole voting and investment power with respect to all shares beneficially owned.

(2)  Assumes no exercise of any of the warrants issued.

(3) Includes 29,000 shares owned directly and 1,427 indirectly through a corporation. Does not include shares owned by her husband, Frank
     J. Cooney.  Includes 5,000 options available at $5.00 per share.

(4) Includes 1,306 shares owned directly, 26,947 owned indirectly through a corporation and 30,427 owned by his wife, Brigitte Cooney, as well as 10,000 options available at $5.00 per share (5,000 available directly and 5,000 to his wife)

(5)  Includes 5,000 options at $5.00 per share available directly

(6) Exclusive of Mr. Larry Schone who acts as Assistant Secretary through his relationship as corporate counsel to the Company

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     During 1995, the Company paid $15,636 of interest to officers.

     During 1995 approximately $50,000 of insurance premiums were paid to Tribune Agency, Inc., a company controlled by the corporate secretary of the Company.

     On   December  31,  1994,  the  Company'  shareholders   ratified
resolutions (1) authorizing the Company's Board of Directors to fix the terms of a reverse split of the Company's Common Stock and (2) revising the terms of the Company's Preferred Series A so as to make each Preferred Series A share convertible into 333 shares of Common Stock. A 1 for 10 reverse stock split was effected January 9, 1995.

Item 13. Exhibits and Reports on Form 8-K and 8-K/A.
         -------------------------------------------
     (a) Exhibits

 Exhibit No.   Description                    Comment
 -----------   -----------                    -------

      3        Article of Incorporation       Incorp. by Ref. to S-18 and
                                              By-Laws, as amended
                                              Registration Statement Filed
                                              April 12, 1988; Current
                                              Report on Form 8-K filed
                                              Aug. 11, 1989; and Current
                                              Report on Form 8-K dated
                                              December 28, 1990.

       4       Instruments Defining Rights    Same Certificate of Designation
               of Security Holders            Preferred to be filed by
                                              Amendment

       9       Voting Trust Agreement         None

      10       Material Contracts             Agreement and Plan of Merger with
                                              Articles of Merger  were filed as
                                              exhibits to Form 8-K dated
                                              December 28, 1990 and

 Exhibit No.   Description                    Comment
 -----------   -----------                    -------

                                              Agreement and Plan of Merger were
                                              filed as exhibits to Form 8-K
                                              dated January 31, 1996 and are
                                              incorp. by reference


      11       Statement on Computation       See Notes to Financial Statements
               of Per Share Earnings

      12       Annual Report of Security      To be filed by amendment
               holders

      16       Letter on Change in            Previously Filed on Form 8-K/A
               Certifying Accountant

      18       Letter on Change in            Previously Filed
               Accounting Principles

      21       Subsidiaries of the            Trusteel Engineering Co.,
               Registrant                     Inc., Florida

      22       Published Report Regarding     Filed Supplementally
               Matters Submitted to Vote
               of Security Holders

      23       Consent of Experts and Counsel Not Applicable

      24       Power of Attorney              Not Applicable

      27       Financial Data Schedule        Included

      28       Information from Reports       None
               Furnished to State Insurance
               Regulatory Authorities

      99       Additional Exhibits            None


     (b) Reports on Form 8-K and 8-K/A
         -----------------------------

     (1)  Reports on Form 8-K dated September 30, 1994 regarding Change
of  Accountants was filed on   October 3,1994 and amended on Form  8-K/A
filed October 12, 1994.

     (2) Reports on Form 8-K dated January 3, 1996 regarding an Agreement and Plan of Merger

                               SIGNATURES


      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  February 23, 1996


                                   Novatek International, Inc.
                                   (Registrant)


                                   By: /s/ Frank J. Cooney
                                       -------------------
                                   Frank J. Cooney, President
                                   Chief Executive Officer

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL REPORT

                              DECEMBER 31, 1995



                        INDEX TO FINANCIAL STATEMENTS


INDEPENDENT AUDITOR'S REPORT                                               F-2
------------------------------------------------------------------------------
FINANCIAL STATEMENTS

  Consolidated balance sheets as of December 31, 1995 and 1994             F-3

  Consolidated statements of operations for the years
  ended December 31, 1995 and 1994                                         F-5

  Consolidated statements of shareholders' equity (deficit) for the years
  ended December 31, 1995 and 1994                                         F-6

  Consolidated statements of cash flows for the years
  ended December 31, 1995 and 1994                                         F-8

  Notes to consolidated financial statements                              F-10
------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Novatek International, Inc.
Boynton Beach, Florida

We have audited the accompanying consolidated balance sheets of Novatek International, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novatek International, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to
continue as a going concern.   Management's plan in regard to these matters
are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


McGLADREY & PULLEN, LLP

/s/ McGLADREY & PULLEN, LLP
---------------------------
West Palm Beach, Florida
February 6, 1996

NOVATEK INTERNATIONAL, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994

                                                                        1995          1994
                                                                     ----------    ----------
ASSETS
------
CURRENT ASSETS
  Cash and cash equivalents                                          $   58,234    $   11,946
  Certificate of deposit                                                     -        500,000
  Contract receivables, less allowance for doubtful accounts
    1995 $105,845; 1994 $61,072 (Note 2)                                164,705       339,948
  Current maturities of notes receivable (Notes 3 and 10)                64,450            -
  Costs in excess of billings on uncompleted contracts (Note 4)         285,103       384,541
  Inventories (Note 5)                                                  119,115       161,663
  Prepaid expenses  (Note 6)                                            111,329         7,657
  Investments in equity securities at fair value (Note 7)                24,651            -
                                                                     ----------    ----------
           Total current assets                                         827,587     1,405,755
                                                                     ----------    ----------
PROPERTY AND EQUIPMENT, AT COST (Note 9)
  Land and improvements                                                 345,000       345,000
  Buildings and improvements                                            724,801       724,801
  Leasehold improvements                                                 25,077        25,077
  Equipment                                                             148,679       138,728
  Office furniture and equipment                                         93,583        86,738
  Delivery equipment                                                     61,980        59,709
                                                                     ----------    ----------
                                                                      1,399,120     1,380,053
  Less accumulated depreciation                                         343,200       273,026
                                                                     ----------    ----------
                                                                      1,055,920     1,107,027
INVESTMENTS AND OTHER ASSETS                                         ----------    ----------
  Notes receivable, less current maturities (Notes 3 and 10)            225,579            -
  Investment in equity securities of affiliates at fair value (Note 7)       -        300,000
  Deferred public offering costs                                             -        112,187
  Due from affiliates                                                        -          9,473
  Intangibles and other (Note 8)                                         66,201        73,602
                                                                     ----------    ----------
                                                                        291,780       495,262
                                                                     ----------    ----------
                                                                     $2,175,287    $3,008,044
                                                                     ==========    ==========

See Notes to Consolidated Financial Statements.

                                                                        1995          1994
                                                                     ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES
  Outstanding checks in excess of bank balances                      $       -     $   55,196
  Current maturities of long-term debt (Note 9)                           7,472     2,150,567
  Accounts payable                                                       79,691       699,203
  Accrued expenses                                                       84,936       118,320
  Billings and estimated losses in excess of costs on
    uncompleted contracts (Note 4)                                       78,742       480,512
  Due to affiliates                                                          -         16,489
                                                                     ----------    ----------

Total current liabilities                                               250,841     3,520,287
                                                                     ----------    ----------
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 9)                        322,777       306,115
                                                                     ----------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 11 and 16)
SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, 10,000,000 shares authorized; 5,000 shares designated series A 10% cumulative and convertible;
    $1,000 stated value                                               1,887,000     1,887,000
  Common stock, no par value; 250,000,000 shares authorized           6,228,185     2,456,289
  Additional paid-in capital                                              1,076         1,076
  Accumulated (deficit)                                              (6,514,592)   (4,851,402)
  Due from affiliate (Notes 3 and 10)                                        -       (311,321)
                                                                     ----------    ----------
                                                                      1,601,669      (818,358)
                                                                     ----------    ----------





                                                                     $2,175,287    $3,008,044
                                                                     ==========    ==========


NOVATEK INTERNATIONAL, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1995 and 1994

                                                                        1995          1994
                                                                    -----------   -----------

Contract revenues earned                                            $ 2,509,323   $ 2,027,737
Cost of contracts                                                     3,038,911     2,560,970
                                                                    -----------   -----------
             Gross (loss)                                              (529,588)     (533,233)
Operating expenses                                                    1,096,201       880,700
                                                                    -----------   -----------
             Operating (loss)                                        (1,625,789)   (1,413,933)
                                                                    -----------   -----------
Nonoperating income (expense):
  Interest income                                                        35,710        23,882
  Rental income                                                          12,000        20,400
  Interest expense                                                     (156,681)     (170,037)
  Gain (loss) on sale and write-down of investment in equity
    securities of affiliate (Note 7)                                     87,655      (500,000)
  Other, net                                                            (16,085)      (58,384)
                                                                    -----------   -----------
                                                                        (37,401)     (684,139)
                                                                    -----------   -----------
             Net (loss)                                             $(1,663,190)  $(2,098,072)
                                                                    ===========   ===========
(Loss) per common share                                             $     (0.65)  $     (1.57)
                                                                    ===========   ===========
Common shares outstanding                                             2,558,257     1,225,567
                                                                    ===========   ===========
See Notes to Consolidated Financial Statements.


NOVATEK INTERNATIONAL, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 1995 and 1994


                                                    Preferred Series A        Common
                                                   ----------------------------------
                                                    Shares        Amount      Shares
-------------------------------------------------------------------------------------
Balance, December 31, 1993                           1,887    $ 1,887,000   1,268,008

  Common stock issued as
    payment for services                                -              -       18,982

  Common stock issued for cash                          -              -      100,000

  Transfer of amount due from affiliate (Note 9)        -              -           -

  Net (loss)                                            -              -           -
                                                   ----------------------------------
Balance, December 31, 1994                           1,887      1,887,000   1,386,990

  Common stock issued through
    public offering (Note 12)                           -              -      862,500

  Subscription agreements converted into
    common stock  (Notes 8 and 12)                      -              -      425,000

  Transfer of amount due from affiliate to notes
    receivable (Notes 3 and 10)                         -              -           -

  Net (loss)                                            -              -           -
                                                   ----------------------------------
  Balance, December 31, 1995                         1,887    $ 1,887,000   2,674,490
                                                   ==================================



See Notes to Consolidated Financial Statements.





                 Additional
Stock              Paid-In       Accumulated     Due From
------------
      Amount       Capital        (Deficit)      Affiliate               Total
-----------------------------------------------------------------------------------
                                                 (Notes 3 and 10)
$  2,158,834     $   1,076     $  (2,753,330)    $           -         $ 1,293,580


      47,455            -                 -                  -              47,455

     250,000            -                 -                  -              250,000

          -             -                 -             (311,321)          (311,321)

          -             -         (2,098,072)                -           (2,098,072)
-----------------------------------------------------------------------------------
   2,456,289         1,076        (4,851,402)           (311,321)          (818,358)

   3,049,138            -                 -                  -            3,049,138

     722,758            -                 -                  -              722,758

          -             -                 -              311,321            311,321

          -             -         (1,663,190)                -           (1,663,190)
-----------------------------------------------------------------------------------
$  6,228,185     $   1,076     $  (6,514,592)    $           -         $  1,601,669
===================================================================================



NOVATEK INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995 and 1994

                                                                        1995          1994
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                       $ (1,663,190)  $ (2,098,072)
  Adjustments to reconcile net (loss) to net cash (used in)
    operating activities:
    Depreciation                                                         72,438         75,682
    Amortization                                                          5,112         12,398
    Interest expense on subscription agreements which were
      converted into common stock                                        22,758             -
    Loss on write-down of investment in equity securities
      of affiliate to fair value                                          6,474        500,000
    Gain on sale of investment in equity securities of affiliate        (94,129)            -
    Loss on sale and abandonment of equipment and other assets               -          21,865
    Issuance of common stock for services                                    -          32,455
    Changes in assets and liabilities:
      (Increase) decrease in:
        Contract receivables                                            175,243       (264,317)
        Costs in excess of billings on uncompleted contracts             99,438       (384,541)
        Inventories                                                      42,548         11,372
        Prepaid expenses                                                (53,672)        37,896
      Increase (decrease) in:
        Accounts payable                                               (619,512)       369,863
        Customer deposits                                                    -         (58,168)
        Billings and estimated losses in excess of costs
          on uncompleted contracts                                     (401,770)       316,442
        Due to affiliates                                               (16,489)        (8,368)
        Accrued expenses                                                (33,384)        20,617
                                                                   ------------   ------------
          Net cash (used in) operating activities                    (2,458,135)    (1,414,876)
                                                                   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (22,247)       (53,747)
  Proceeds from sale of equipment                                           916          6,300
  Redemption of certificate of deposit                                  500,000             -
  Proceeds from sale of investment in equity securities of affiliate    363,004             -
  Collections on notes receivable                                        21,292             -
  Costs incurred in connection with proposed merger                     (50,000)            -
  Decrease in due from affiliates                                         8,865        136,176
  Decrease in other assets                                                2,897          6,580
                                                                   ------------   ------------
  Net cash provided by investing activities                             824,727         95,309
                                                                   ------------   ------------
                                 (Continued)

NOVATEK INTERNATIONAL, INC. AND SUBSIDIARY

Years Ended December 31, 1995 and 1994

                                                                        1995          1994
                                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease)  in outstanding checks in excess
    of bank balances                                               $    (55,196)  $     28,039
  Proceeds from long-term debt                                          595,000      1,222,310
  Principal payments on long-term debt                               (2,021,433)       (56,649)
  Proceeds from issuance of common stock                              3,395,499        250,000
  Public offering costs                                                (234,174)      (112,187)
                                                                   ------------   ------------
          Net cash provided by financing activities                   1,679,696      1,331,513
                                                                   ------------   ------------
          Net increase in cash                                           46,288         11,946

Cash:
  Beginning                                                              11,946             -
                                                                   ------------   ------------
  Ending                                                           $     58,234   $     11,946
                                                                   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for interest                                       $    165,289   $    147,556
                                                                   ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

  Common stock issued as payment for services pertaining to
    development of patent                                          $        -     $     15,000
                                                                   ============   ============
  Offsetting of balances due to and from affiliates as agreed
    upon by the related parties (Note 10)                          $        -     $    230,711
                                                                   ============   ============
  Reclassification of due from affiliate (Note 10)                 $        -     $    311,321
                                                                   ============   ============
  Subscription agreements converted into common stock (Note 9)     $    700,000   $         -
                                                                   ============   ============
  Due from affiliate transferred to notes receivable
    (Notes 3 and 10)                                               $    311,321   $         -
                                                                   ============   ============



See Notes to Consolidated Financial Statements.


NOVATEK INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS, ENTITY'S CONTINUED EXISTENCE AND SIGNIFICANT ACCOUNTING POLICIES


Nature of business: Novatek International, Inc. is in the business of developing and marketing a proprietary building construction process involving the use of steel trusses. The Company's componetized building system consists of concrete panels, steel wall supports, floor joists and roof trusses.
During 1995 and in prior years, the Company's business included fabricating, installing and finishing structures. The Company operates within the construction industry primarily in Florida and the Caribbean.

Trusteel Engineering Co., Inc., a wholly-owned subsidiary of Novatek International, Inc., designs and engineers the concrete panels, steel wall supports, floor joists and roof trusses manufactured by Novatek International, Inc.

Entity's continued existence: The Company incurred a loss from operations of $1,625,789 and a net loss of $1,663,190 during the year ended December 31, 1995. This raises substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management believes despite the losses incurred during 1995, the Company will continue to operate as a going concern for the following reasons:

  1. During the last quarter of 1995, management has imposed strict compliance in bidding only jobs that will deliver a gross profit.
  2. The Company is currently under contract to complete three buildings on the Bimini Sands project. While a small loss was incurred on the first buildings, economies of scale will be realized on future identical buildings and the original design has been modified to provide cost reduction.
  3. Management has downsized overhead and will continue to do so by:
     a.  Eliminating and consolidating positions.
     b.  Subletting its facilities at 1340 Neptune Drive.
  4. Royalties accruing to the Company from the sale of medical screening tests to its Bahamian distributor should provide additional income (see
     Note 18).
  5. The merger of the Company with Med Pro (see Note 18) will provide an opportunity for Novatek to call outstanding warrants which may produce additional capital.

A summary of the Company's significant accounting policies follows:

Principles of consolidation: All significant intercompany balances and transactions are eliminated in consolidation.

Note 1. Nature of Business, Entity's Continued Existence and Significant Accounting Policies (Continued)

Revenue and cost recognition: Revenues from fixed-price construction contracts are recognized on the completed-contract method. This method is used because historically there have been inherent hazards in estimating contract conditions and other external factors which have affected the reliability of the initial contract estimates. A contract is considered complete when all costs except insignificant items have been incurred and the installation complies with specifications or has been accepted by the customer.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Claims are included in revenue when received.

Costs in excess of amounts billed are classified as current assets under the caption "Costs in excess of billings on uncompleted contracts." Billings and estimated losses in excess of costs are classified under current liabilities under the caption "Billings and estimated losses in excess of costs on uncompleted contracts." Contract retentions are included in accounts receivable.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Investment in Trusteel Design Services, Inc.: Investment in Trusteel Design Services, Inc. is accounted for using the equity method of accounting and carried at its acquisition cost of $7,500. This investment is included in intangibles and other assets. Trusteel Design Services, Inc. has been dormant since its acquisition.

Property and equipment: Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the following estimated useful lives of the assets.


                                 Years
                              ---------
Buildings and improvements      31 - 39

Leasehold improvements             5

Equipment                        5 - 15

Office furniture and equipment     5

Delivery equipment                 5

NOTE 1. NATURE OF BUSINESS, ENTITY'S CONTINUED EXISTENCE AND SIGNIFICANT ACCOUNTING POLICIES Continued)

Investment in marketable securities of affiliate: The Company accounts for its investments in marketable securities under FASB Statement No. 115 which requires the Company to carry its investment in marketable securities of affiliate, classified in its available for sale portfolio during 1994 and transferred into its actively traded portfolio during 1995, at fair value. Differences between original cost and fair value, other than declines considered to be other than temporary in the available for sale portfolio, are recorded in a valuation allowance in the Statement of Shareholders' Equity (Deficit). Declines in fair value considered other than temporary are charged to expense in the period the decline is considered to be other than temporary. Differences between original cost and fair value in the actively traded portfolio are credited to income or charged to expense.

Intangibles: Intangibles, consisting of patent costs, are being amortized over their expected useful life of 17 years.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Common stock and net (loss) per share: On January 9, 1995, the Company effected a 1-for-10 reverse stock split. The net (loss) per common share amounts are computed using the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split. The Company's net (loss) is adjusted for any cumulative dividends on preferred stock.

Preferred stock: The Company has designated 5,000 shares of its Preferred Stock as Series A 10% Cumulative, Convertible Preferred Stock ("Preferred Series A"). The Preferred Series A carries a liquidation preference, and a stated redemption value and face value of $1,000 per share. Each share of Preferred Series A is convertible into 333 shares of the Company's common stock. At present, 1,887 shares of Preferred Series A are issued and outstanding (see Note 3).

Risks and uncertainties: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  CONTRACT RECEIVABLES

Contract receivables consisted of the following as of December 31, 1995 and 1994:


                                                          1995          1994
                                                       ----------   ----------
Contract receivables:

  Completed contracts                                  $  118,494   $  145,770
  Contracts in progress                                    47,244      150,228
  Retentions                                              104,812      105,022
                                                       ----------   ----------
                                                          270,550      401,020
Less allowance for doubtful accounts                      105,845       61,072
                                                       ----------   ----------
                                                       $  164,705   $  339,948
                                                       ===========  ==========

NOTE 3.  NOTES RECEIVABLE

On April 28, 1995, the outstanding preferred stock of the Company was acquired by third parties in accordance with a purchase agreement. This agreement was contingent upon the success of the public offering and provided for the acquisition of the preferred stock in exchange for the assumption of liabilities of a former affiliate (Lincoln) to the Company and other consideration. The amount due from the former affiliate was transferred to shareholders' equity in 1994, as collection was contingent upon the successful completion of the sale of the preferred stock to the aforementioned parties. During 1995, the amount due from the former affiliate was transferred to notes receivable. The Company waived interest in exchange for the preferred shareholders' waiver of the cumulative preferred stock dividends. Semiannual principal payments of 10% (20% per annum) are due on these notes until paid in full.

NOTE 4.  UNCOMPLETED CONTRACTS

Information regarding uncompleted contracts as of December 31, 1995 and 1994 is as follows:


                                                          1995          1994
                                                       ----------   ----------
Total amount of contracts in process                   $  517,310   $1,747,125
                                                       ==========   ==========
Costs incurred on uncompleted contracts                $  418,907   $1,663,732
Estimated (losses)                                        (71,866)    (452,474)
                                                       ----------   ----------
                                                          347,041    1,211,258
Less billings to date                                     140,680    1,307,229
                                                       ----------   ----------
                                                       $  206,361   $  (95,971)
                                                       ==========   ==========

Included in the accompanying balance sheets under the following captions:

                                                          1995          1994
                                                       ----------   ----------
Costs in excess of billings on uncompleted contracts   $  285,103   $  384,541

Billings and estimated losses in excess of costs
on uncompleted contracts                                  (78,742)    (480,512)
                                                       ----------   ----------
                                                       $  206,361   $  (95,971)
                                                       ==========   ==========

As a result of the inherent hazards in estimating contract conditions and other external factors which have affected the reliability of initial contract estimates total estimated contract completion costs have been revised upward by approximately $43,000.

NOTE 5.  INVENTORIES

Inventories as of December 31, 1995 and 1994 consisted of the following:


                                                          1995          1994
                                                       ----------   ----------
Raw materials                                          $   96,159   $  116,779

Finished goods                                             22,956       44,884
                                                       ----------   ----------
                                                       $  119,115   $  161,663
                                                       ==========   ==========



NOTE 6.  PREPAID EXPENSES

Prepaid expenses as of December 31, 1995 and 1994 consisted of the following:


                                                          1995          1994
                                                       ----------   ----------
Cost incurred in connection with proposed merger
  (Note 18)                                            $   50,000   $      -

Insurance                                                  39,766          -

Other                                                      21,563        7,657
                                                       ----------    ---------
                                                       $  111,329    $   7,657
                                                       ==========    =========

NOTE 7. INVESTMENT IN EQUITY SECURITIES OF AFFILIATE

The marketable equity securities held as of December 31, 1995 and 1994, consisted of 41,500 and 400,000 shares, respectively, of Polydex Pharmaceuticals Limited (an affiliated company through April 1995, see Note
10). During the year ended December 31, 1994, the Company wrote down this investment to $300,000, the fair value as of December 31, 1994, because the decline in market value was considered to be other than temporary. During the year ended December 31, 1995 the Company realized a gain of $94,129 from the sale of 358,500 shares.

On January 26, 1996, the Company sold the remaining portion of its investment for $27,234 .

NOTE 8. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets as of December 31, 1995 and 1994 consisted of the following:

                                                          1995          1994
                                                       ----------   ----------
Patent costs, net of  accumulated amortization         $   47,784   $   50,293

Other                                                      18,417       23,309
                                                       ----------   ----------
                                                       $   66,201   $   73,602
                                                       ==========   ==========

NOTE 9.   LONG TERM DEBT

Long term debt as of December 31, 1995 and 1994 consisted of the following:


                                                                      1995          1994
                                                                   ----------   ----------

Purchase money mortgage, interest paid monthly at 11%, was
  renegotiated on January 22, 1996, which required an immediate
  $30,000 principal payment, the remaining principal is due in full on February 15,1998, mortgage is collateralized by real property and is subordinated to the new mortgage note
  (see below)                                                      $  185,000   $  185,000

Mortgage note payable to bank, interest was payable at 2-1/2 percent over prime, the mortgage was paid in full on January
  22, 1996 as a result of refinancing with a new lender
  (see below)                                                         137,777      297,501

Bridge notes, automatically converted into units at $1.33
  per unit upon public offering (see Note 12), the Company also obtained additional bridge notes of $450,000 during 1995, of which $50,000 converted at $1.33 per unit and $400,000 converted at $2.00 per unit, interest that accrued at 10% was forgiven and
  was credited to shareholders' equity at the time of conversion           -       250,000


                                                                      1995          1994
                                                                   ----------   ----------
Notes payable, convertible into restricted common stock at $2.50 per share, convertible in units of $5,000 or greater, interest at 10% ($120,000 of such notes were purchased by the Directors
  of the Company )                                                 $       -    $  299,500

Promissory notes, interest at 10%                                          -       450,000

Note payable to bank, interest at prime                                    -       500,000

Unsecured promissory note, interest at 12%                                 -        61,013

Unsecured demand promissory notes, interest at 10% to
  12% ($30,000 of such notes were purchased by an affiliate)               -       290,000

Demand loans from officers, interest at 10% to 12%                         -       104,340

Other                                                                   7,472       19,328
                                                                   ----------   ----------
                                                                      330,249    2,456,682

Less current maturities                                                 7,472    2,150,567
                                                                   ----------   ----------
                                                                   $  322,777   $  306,115
                                                                   ==========   ==========


As of December 31, 1995, minimum payments required on long-term debt are as follows:


Year Ending
December 31,                                                      Amount
------------                                                  ------------
1996                                                          $     7,472

1997                                                                   -

1998                                                              322,777
                                                               -----------
                                                              $   330,249
                                                              ============

On January 22, 1996 the Company refinanced its mortgage note with a new lender. The amount borrowed under the new mortgage note was $240,000. The new note requires monthly interest only payments at sixteen percent (16%) through January 1998, at which time the note matures. The Company may extend the terms of the note for an additional two years by paying a $2,400 fee prior to the maturity date. In addition to providing working capital, proceeds from the note were used to pay off the original mortgage note ($137,777) and paydown the purchase money mortgage note by $30,000. The purchase money mortgage note is subordinated to this note.

NOTE 10.  RELATED PARTY TRANSACTIONS

The Company's former chairman of the Board of Directors was affiliated with entities with whom the Company entered into various transactions during 1994. The entities and nature of the chairman's affiliation are as follows:


Entity                                          Nature of Affiliation of Company's Chairman
-------------------------------                 -------------------------------------------
Polydex Pharmaceuticals, Limited                Chairman of the Board of Directors
  and Subsidiaries (Polydex)

Lincoln Underwriting Management Inc. (Lincoln)  Chairman of the Board of Directors and
                                                  majority shareholder

Novadex Corporation (Novadex)                   Chairman of the Board of Directors and
                                                  majority  shareholder

Shure Insurance Company (Shure)                 Chairman of the Board of Directors and
                                                  majority shareholder

Usher Insurance Company, Ltd. (Usher)           Chairman of the Board of Directors and
                                                  majority shareholder

TDF Premium Finance Company, Inc. (TDF)         Chairman of the Board of Directors and
                                                  majority shareholder


Nova Specialty Risks, Inc. is controlled by the corporate secretary of the Company.

Tribune Agency, Inc. (Tribune) is controlled by the corporate secretary of the Company.

During 1994, the Company and Lincoln formally agreed to offset balances due by the Company to TDF, Shure and Usher resulting in a reduction to the balance due from Lincoln of $292,597. The balance of $311,321 has been reclassified as a component of shareholders' equity (deficit) in 1994 as its payment was based on assumption by third parties, whom acquired the preferred stock of the Company (see Note 12), upon the successful completion of the public offering described in Note 12.

During 1995 and 1994 the Company received $12,000 and $18,000, respectively, of rental income from Novadex.

During 1995 and 1994 the Company incurred interest expense of $12,296 and $15,636, respectively, to affiliates and officers.

The Company purchased approximately $50,000 of insurance during 1995 through Tribune.

The remaining changes in affiliate balances resulted primarily from repayment of advances.

NOTE 11. OPERATING LEASES

The Company leases its office, warehouse and vacant land adjacent to the office and warehouse under noncancelable leases through 1997. The leases provide for an initial free rent period of six months, with annual rent increases of the lesser of the cost of living index or 6% beginning January 1, 1994. One lease also provides for an option to purchase the office and warehouse at a specified price through December 31, 1995, with annual increases to the purchase price of the lesser of the cost of living index or 5% after December 31, 1995. The Company is also required to maintain the property as well as pay all applicable taxes. Rent expense for all operating leases was approximately $85,000 for each of the years ended December 31, 1995 and 1994.

As of December 31, 1994, the Company's minimum annual lease commitments under all noncancelable operating leases are as follows:


Year Ending
December 31,                                                      Amount
------------                                                  ------------
1996                                                          $     83,472

1997                                                                27,822
                                                              ------------
                                                              $    111,294
                                                              ============

NOTE 12.  PUBLIC OFFERING

On April 17, 1995 the Company's public offering was effective. The Company sold 862,500 units, including the exercise of the over-allotment option, each consisting of one share of common stock and one common stock purchase warrant (exercise price $6.75 per share through April 14, 1999 with the Company having the option to redeem the warrants under certain circumstances), for a unit price of $4.50. The net proceeds after deducting the underwriting commission and offering expenses amounted to $ 3,049,138.

Also connected with the public offering was the conversion of subscription agreements into 425,000 units, each unit consisting of one share of common stock and one common stock purchase warrant, for $722,758, which included $22,758 of accrued interest payable on the subscription agreements prior to conversion. The warrants issued are convertible into common stock at $6.50 per share.

In conjunction with the public offering, the Company issued to the underwriters, for nominal consideration, warrants to purchase an aggregate of 75,000 units exercisable at $5.40 per share, a price equal to 120% of the price to the public.

NOTE 13. INCOME TAXES

There is no current provision for income taxes due to operating losses. The net operating losses from 1989 through 1995 expire as follows:


Year Incurred                        Year Expires                   Amount
-------------                        ------------                 ----------
1989                                      2004                    $   14,409

1990                                      2005                       298,752

1991                                      2006                       672,044

1992                                      2007                       154,081

1995                                      2008                     1,268,513

1994                                      2009                     1,632,792

1995                                      2010                     1,648,007
                                                                  ----------
Net operating loss carryforward                                   $5,688,598
                                                                  ==========

The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

Net deferred tax asset consists of the future tax benefit of the net operating loss carryforwards, taking into account the differential between the regular and alternative minimum tax basis, at an expected tax rate of 35% as follows:

Deferred tax asset                                $  1,991,009

Less valuation allowance                            (1,991,009)
                                                   -----------
Net deferred tax asset                            $         -
                                                   ===========


The Company has allowed fully for its deferred tax asset because under present conditions as described in Note 1, "entities continued existence", and for the effect on the net operating loss which may occur as a result of a successful merger, as described in Note 18, management believes it more likely than not that substantially all of the deferred tax asset will not be realizable.

NOTE 14.  GEOGRAPHIC INFORMATION

Contract revenues and operating loss for the years ended December 31, 1995 and 1994, and identifiable assets as of the end of each year classified by geographic area, were as follows:

                             United States           Caribbean          Total
                          ----------------        -------------   --------------
December 31, 1994:

  Contract revenues       $     2,027,737         $          -    $     2,027,737
                          ===============         =============   ===============
  Operating (loss)        $    (1,347,342)        $     (66,591)  $    (1,413,933)
                          ===============         =============   ===============
  Identifiable assets     $     3,008,044         $          -    $     3,008,044
                          ===============         =============   ===============
December 31, 1995:

  Contract revenues       $     1,550,450         $     958,873   $     2,509,323
                          ===============         =============   ===============
  Operating (loss)        $    (1,415,781)        $    (237,008)  $    (1,625,789)
                          ===============         =============   ===============
  Identifiable assets     $     1,856,687         $     318,600   $     2,175,287
                          ===============         =============   ===============

NOTE 15.  MAJOR CUSTOMERS

Net sales for the year ended December 31, 1995 include sales to the following major customers, together with the receivables due from those customers:

                                                            Accounts
                                                           Receivable,
                                                             Net of
Major Customer                         Sales                Allowance
--------------                    ------------            ------------
A                                 $    594,780            $    69,673

B                                      270,620                     -

C                                      256,093                  2,000


There were no major customers in 1994.

Because of the nature of the Company's business, the major customers will vary between years.

NOTE 16.  LITIGATION

The Company is a defendant in various lawsuits wherein substantial amounts are claimed. In the opinion of management, these suits are without substantial merit and should not result in judgments which in the aggregate would have a material adverse effect on the Company's financial statements.

NOTE 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments as of December 31, 1995 and 1994 are as follows:


                                                       1995                     1994
                                              ---------------------    ----------------------
                                                Carrying      Fair       Carrying       Fair
                                                 Amount       Value       Amount       Value
                                              ----------  ----------   ----------- ----------
Cash and cash equivalents                     $   58,234  $   58,234   $    11,946 $    11,946
                                              ==========  ==========   =========== ===========
Certificate of deposit                        $       -   $       -    $   500,000 $   500,000
                                              ==========  ==========   =========== ===========
Investment in equity securities of affiliate  $   24,651  $   24,651   $   300,000 $   300,000
                                              ==========  ==========   =========== ===========
Notes receivable                              $  290,029  $  290,029   $        -  $        -
                                              ==========  ==========   =========== ===========
Long-term debt                                $  330,249  $  321,792   $ 2,456,682 $ 2,456,682
                                              ==========  ==========   =========== ===========

Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

Certificates of deposit: The carrying amount approximates fair value because of the short maturity of the instrument.

Notes receivable: The fair value of the Company's notes receivable are based on the market rates currently available for similar instruments.

Investment in equity securities of affiliate: The fair value as of December 31, 1995 and 1994 are based on the investments listed trading price as of December 31, 1995 and 1994.

Long-term debt: The fair value of the Company's long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. The fair value balance does not represent a pay-off amount available to the Company.

NOTE 18.  SUBSEQUENT EVENTS

Plan of merger: On January 7, 1996, the Company entered into an Agreement and plan of merger (the "agreement") with Medical Products, Inc. ("Med Pro") and the shareholders of Medical Products, Inc. with the intent of forming a Florida corporation (to be called "Novatek International Holdings, Inc." hereafter referred to as "Novatek Holdings") which will be a wholly-owned subsidiary of the Company. The subsidiary to be formed, Novatek Holdings, will be merged with Med Pro resulting in Novatek Holdings being the surviving corporation. The plan is contemplated to qualify as a reorganization under
Section 368(a)(1)(A) of the Internal Revenue Code of 1986. The agreement specifies that closing will take place no later than February 29, 1996. The total purchase price for the shares of Med Pro shall be $72,000,000 consisting of :

* Upon the execution of the agreement (January 7, 1996), a nonrefundable deposit of a $3,000,000 convertible note, convertible into 1.2 million shares of the Company's common stock was issued.

* At closing, $3,000,000 in immediately available funds shall be paid to the shareholders of Med Pro. These funds are anticipated to be supplied by bridge loans placed by the underwriter. The bridge loans are to be converted into common stock at an effective exercise price of $2.50 per share.
* At closing, the Company will transfer to the shareholders of Med Pro and/or their assigns, six million shares of the Company's unregistered common stock, valued at $5 per share, representing $30,000,000 of the consideration to be paid under the agreement.
* At closing, the Company will deliver and execute noncancelable convertible debenture in the aggregate principal of $36,000,000, interest payable at 9%, due on January 1, 2001 (date of payment subject to other provisions of the agreement). In the event the Company has not, by the closing date, entered into a final agreement (the "Brazil Agreement") pursuant to which the Company (or its successor) would provide $100,000,000 of medical diagnostic devices to the Government of Brazil, the $36 million dollar debenture, which otherwise would have been included in the total purchase price may be retained by Novatek in escrow, and will be delivered upon the execution and delivery of the Brazil Agreement.

As part of the agreement the Company is prohibited from issuing any additional shares of common stock, options, warrants, units or other instruments or rights convertible into the Company's common stock, except for:

* At closing, 1,000,000 shares of the Company's unregistered common stock may be issued to the underwriter.
* An option to purchase up to 450,000 shares of the Company's unregistered common stock at $7.00 per share granted the Bahamian individual connected with the sale of the license agreement described below.

Exchange of technologies agreement and sale of license agreement: On December 1, 1995 the Company acquired a license to distribute medical screening tests, "Universal Health Watch, Inc.'s Rapid Medical Diagnostic Kits", to the Commonwealth of the Bahamas from Medical Products, Inc. through an exchange of technology licensing agreements with Medical Products, Inc. ("Med Pro"). The Company, on December 28, 1995, entered in an agreement to sell its newly acquired license to a Bahamian individual through a license agreement for $3,000,000. The individual assigned an 8% promissory note due him from a real estate corporation wholly-owned by him to the Company with the following terms:

* Cash payment of $250,000 within 45 days of the execution of the agreement (paid on January 31, 1996).
* Minimum quarterly principal payments of $250,000 per quarter, or the net proceeds from the sale of real estate, owned by a corporation wholly owned by the individual, up to $750,000 during the initial year.
* Principal payments of $250,000 per quarter during years two and three.
* The individual has personally guaranteed the note.

The above transaction was finalized during January 1996 at which time the Company recognized $3,000,000 of revenue. As of February 6, 1996, the Company has a note receivable of $2,750,000 ($3,000,000 sales price less $250,000 cash payment).