Form 10QSB
NOVATEK INTERNATIONAL INC
filed 1996-05-20
CIK 832334

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


  For the Quarter Ended March 31, 1996         Commission file number 0-22096



                           NOVATEK INTERNATIONAL, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)



             Colorado                                  84-1074891
   ------------------------------        -------------------------------------
  (State or other jurisdiction of       (I.R.S. employer identification number)
  incorporation or organization)



  1401 Neptune Drive, Boynton Beach, Florida             33426
  ------------------------------------------           ---------
   (Address of principal executive offices)            (Zip Code)


        Registrant's telephone number, including area code (407) 736-6659


Novatek  International,  Inc. (1) HAS FILED all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

As of May 6, 1996 there were outstanding 13,078,498 shares of Novatek International, Inc. Common Stock -no par value.


Transitional Small Business Disclosure format:       Yes        No  X
                                                         ---        ---

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        PAGE

  Part I          FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets
            March 31, 1996 and December 31, 1995                          3

            Consolidated Statements of Operations
            Three Months Ended March 31, 1996 and 1995                    4

            Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1996 and 1995                    5

            Notes to Consolidated Financial Statements                    6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                          8


  Part II   OTHER INFORMATION

          Items 1 through 6                                              10

          Signatures                                                     11

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES

      PART I     FINANCIAL INFORMATION

      ITEM 1     Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                                        March 31    December 31
                                                         1996          1995
ASSETS                                                 Unaudited      Audited
------                                                 ---------      -------
Current assets
  Cash                                               $    107,845  $     58,234
  Costs in excess of billings on
    uncompleted contracts                                 189,067       285,103
Current maturities of notes receivable                  1,064,450        64,450
Other current assets                                      518,139       419,800
                                                     ------------  ------------
    Total current assets                                1,879,501       827,587
Property and equipment, net                             1,043,684     1,055,920
Distribution license                                   52,124,835          --
Notes receivable, less current maturities               1,975,579       225,579
Other assets                                               80,885        66,201
                                                     ------------  ------------

                                                     $ 57,104,484  $  2,175,287
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current Liabilities
  Accounts payable and other current liabilities     $    319,985  $    164,627
  Billings and estimated losses in excess of
   costs on uncompleted contracts                         224,483        78,742
  Current maturities of long-term debt                  2,732,100         7,472
                                                     ------------  ------------
    Total current liabilities                           3,276,568       250,841
                                                     ------------  ------------
Long-term debt, less current maturities                   395,000       322,777
                                                     ------------  ------------
Convertible debenture payable                          36,000,000          --
                                                     ------------  ------------
Sales contracts to be acquired                        (36,000,000)         --
                                                     ------------  ------------
Shareholders' Equity (Deficit)
  Preferred stock, 10,000,000 shares authorized;
   5,000 shares designated series A 10%
   cumulative and convertible; $1,000 stated value      1,887,000     1,887,000
  Common stock, no par value;
    250,000,000 shares authorized                      68,733,561     6,228,185
  Additional paid-in capital                                1,076         1,076
  Accumulated (deficit)                                (9,688,721)   (6,514,592)
  Deferred consulting fees                             (7,500,000)         --
                                                     ------------  ------------
                                                       53,432,916     1,601,669
                                                     ------------  ------------
                                                     $ 57,104,484  $  2,175,287
                                                     ============  ============
           See accompanying notes to consolidated financial statements
                                        3

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------



                                         Three Months Ended  Three Months Ended
                                              March 31            March 31
                                                1996                1995
                                             Unaudited           Unaudited
                                             ---------           ---------
Revenue                                    $    37,775          $   639,312

Contract Costs                                 202,234              700,158
                                           -----------           ----------

Gross Loss                                    (164,459)             (60,846)

General and Administrative Expenses            614,178              223,929
                                           -----------           ----------

Operating Loss                                (778,637)            (284,775)
                                           -----------           ----------

Nonoperating Income (Expense)
   Financing costs related to convertible
     notes                                  (2,376,440)                 --
   Other expense                               (19,052)             (81,940)
                                           -----------           ----------
                                           $(2,395,492)             (81,940)
                                           -----------           ----------

Net Loss                                   $(3,174,129)         $  (366,715)
                                           ===========           ==========

Loss Per Share                             $    (0. 96)         $     (0.27)
                                           ===========           ==========
Weighted Average Number of
   Shares Outstanding                        3,293,452            1,386,990
                                           ===========           ==========



           See accompanying notes to consolidated financial statements

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                           Three Months Ended
                                                       ---------------------------
                                                        March 31          March 31
                                                          1996              1995
                                                        Unaudited        Unaudited
                                                      ------------     ------------
Net cash (used in) operating activities               $   (313,662)    $   (573,268)
                                                       -----------      -----------
Cash Flows from Investing Activities
------------------------------------
Purchase of property and equipment                            --             (1,600)
Collections on notes receivable                            250,000             --
Proceeds from sale of investment in
  equity securities                                         27,234             --
Acquisition of subsidiary, net cash acquired                 4,691             --
Decrease in due from affiliates                                 11             --
Decrease in other assets                                    10,109             --
                                                       ------------    ------------
  Net cash provided by (used in) investing
    activities                                             292,045           (1,600)
                                                       ------------    ------------
Cash Flows from Financing Activities
------------------------------------
Decrease in outstanding checks in excess of
   bank balances                                              --            (39,676)
Proceeds from short and long-term debt                   1,665,000          626,653
Principal payments on short and long-term debt          (1,569,908)          (8,238)
Loan closing costs                                         (23,864)            --
                                                      ------------     ------------
  Net cash provided by financing activities                 71,228          578,739
                                                      ------------     ------------

  Net increase in cash                                      49,611            3,871

Cash, beginning of period                                   58,234           11,946
                                                      ------------     ------------

Cash, end of period                                   $    107,845     $     15,817
                                                      ============     ============
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash payments for interest                            $     11,587     $     28,305
                                                      ============     ============
Schedule of Noncash Investing and Financing Activities
------------------------------------------------------
Common stock issued as payment on
  long-term debt                                      $ 27,675,000    $        --
                                                      ============    ============
Common stock issued in advance for
  future consulting fees                              $  7,500,000    $        --
                                                      ============    ============
Acquisition of business
  Fair value of assets acquired                       $ 55,380,432    $        --
  Fair value of liabilities assumed                    (30,358,748)            --
  Common stock issued to purchase business             (25,026,375)            --
                                                      ------------    ------------
Net cash received                                     $     (4,691)   $        --
                                                      ============    ============

           See accompanying notes to consolidated financial statements

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   Statement of Information Furnished

     The accompanying unaudited financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three month periods ended March 31, 1996 and 1995 and the cash flows for the three month periods ended March 31, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 1995 Annual Report on Form 10-KSB. Operating results for the quarter ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995.

2.   Acquisition of Business

     On March 5, 1996, a merger was effected between Novatek International, Inc. ("Company"), its wholly-owned subsidiary Novatek International Holdings, Inc., ("Holdings"), Medical Products, Inc. ("MPI") and its shareholders, The Celentano Limited Partnership and Pickeral Cove Trust ("Shareholder"). MPI held an exclusive license to market and distribute Medical diagnostic devices in South America and the Bahamas. The distribution license is valued in excess of $50,000,000. As a result of this merger, the business of MPI will be conducted by Holdings as a wholly-owned subsidiary of the Company. To purchase MPI the Company issued 2,002,638 shares of its common stock to The Celentano Limited Partnership and 2,002,637 shares of its common stock to Pickeral Cove Trust in exchange for all of the outstanding shares (7,500 shares of common stock) of MPI. The Company issued to Joseph Roberts & Co., Inc. 1,000,000 shares of its common stock for its assistance in arranging the merger. The Company also issued 3,453,125 shares of its common stock, $125,000 in short term notes and paid $1,300,000 to New England Diagnostics Corporation ("NED") and MPI previously paid $950,000 to NED which resulted in payment in full of the balance due NED of a promissory note in the original face amount of $30,000,000 owing from MPI to NED.
     NED subsequently sold its shares in the Company.

3.   Current Maturities of Long-term Debt

     In connection with the merger, the Company issued convertible notes payable in the amount of $2,354,000 convertible into the Company's common stock at $2.50 per share. These notes were converted subsequent to March 31, 1996. The financing costs related to convertible notes included in the Consolidated Statement of Operations contains $2,354,000 of incremental interest expense attributable to the issuance of the convertible notes payable.
                                      6

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4.   Convertible Debenture Payable

     The Company issued a $36,000,000 face amount, 9% convertible debenture, convertible into 7,200,000 shares of the Company's common stock, to NED as consideration for NED acquiring for the Company certain sales contracts for products for which the Company holds a license to distribute. This debenture has been placed in escrow pending the performance by NED of its obligation to acquire these certain sales contracts. Interest on debenture begins at the time the related sales contracts are delivered.

5.   Deferred Consulting Fees

     The Company issued 1,000,000 shares of its common stock and paid a $250,000 retainer to four consultants who are to obtain sales contracts for the Company and further the Company's interests in Honduras, Costa Rica, and Colombia. The $250,000 retainer is included in Administrative and General Expenses in the Consolidated Statement of Operations. The stock portion of the compensation is being held in escrow and will be earned based on a percentage of the Company's gross revenue produced by sales contracts obtained by the consultants, calculated annually.

6.   Pro Forma Data

     Pro forma data for the current interim period and the corresponding interim period for the preceding fiscal year for the acquisition outlined in Note 2 has not been presented since MPI was not formed until November 3, 1995.

7.   Sale of License Agreement

     During January 1996, the Company completed the sale of a license agreement to distribute medical diagnostic devices in the Bahamas. The Company recognized $3,000,000 of revenue on this transaction with a related cost of $3,000,000 which represents the value allocated to the Bahamian license upon the acquisition of MPI.

8.   Subsequent Events

     On April 11, 1996, the Company entered into a five year agreement with Importadora Y Expertadora Accmed, Ltd., a twelve year old Medical and
     Pharmaceutical company, based in Santiago, Chile, to supply the Quix (tm) Rapid Cholera Strip Test. The agreement calls for the guaranteed purchase of $5,000,000 of Quix (tm) Rapid Cholera Strip Tests per year for five years totaling $25,000,000.

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
--------
Since inception, the Company has not been able to generate cash flow from operations to cover expenses without advances from affiliates and private placements of securities. This casts significant doubt upon the Company's ability to continue as a going concern with its past business methodology. As a result, the Company executed an agreement and plan of merger with Medical Products, Inc. (See Note 2 to the consolidated financial statements). The Company has also reviewed its existing construction and manufacturing contracts and determined to down size its domestic operations and focus primarily on offshore contracts that management believed will yield profits. Consequently, the Company negotiated termination of its lease on 1340 Neptune Drive and moved into 1401 Neptune Drive, which it owns. As a result of the merger, which was consummated on March 5, 1996, the Company has formed a division for its light gauge steel and concrete constructions projects in the Commonwealth of the Bahamas.

The company is focusing its resources on developing sales of rapid medical diagnostic devices for which the Company acquired rights to South America and the Bahamas. These test devices include test kits for HIV, cholera, diabetes, as well as nine other viruses. In addition to having sold a $3,000,000 license for the Bahamas, the Company has executed a five year contract valued at $5,000,000 per year with Chile for Cholera test kits. The Company is also acting as a co-broker in an agreement to ship HIV test devices to Mexico. The first shipment of these devices was made on May 14, 1996.

In April 1996, the Company negotiated and reached an agreement in principle to acquire the exclusive license to market and distribute the medical diagnostic devices in Canada, Mexico, and Central America.

RESULTS OF OPERATIONS
---------------------
Revenue for the first quarter decreased from $639,312 in 1995 to $37,775 in 1996. This dramatic decrease in revenues is due to the down sizing of the Company's construction operations and also due to the completed contract method of accounting, for which revenues related to various Bimini contracts will not be recognized until the second and future quarters.

During January 1996, the Company completed the sale of a license agreement to distribute medical diagnostic devices in the Bahamas. The Company recognized $3,000,000 of revenue on this transaction with a related cost of $3,000,000 which represents the value allocated to the Bahamian license upon the acquisition of MPI.

Management believes that revenues in the second quarter will improve significantly as a result of completed contracts related to the construction division and revenues generated from the initial shipments of medical diagnostic devices.

General and administrative expenses, after being adjusted for approximately $105,000 for expenses directly related to the merger and for approximately $250,000 in consulting fees (see Note 5), at $259,178 for the first quarter of 1996 are just slightly higher than the $223,929 incurred during the first quarter of 1995.

The Company incurred nonoperating expenses of $2,395,492 during the three months ended March 31, 1996, due to financing costs attributable to the convertible notes (See Note 3 to the Consolidated Financial Statements).
                                        8

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES


Liquidity and Capital Resources
-------------------------------
The Company's net cash used in operating activities was $313,662 for the three months ended March 31, 1996, compared to net cash used in operating activities of $573,268 during the comparative prior year period. The primary reason for this decrease in net cash used in operating activities was an increase in certain liabilities during 1996.

Net cash provided by investing activities during 1996 was $292,045 compared to net cash used in investing activities of $1,600 during 1995. During 1996, the Company collected $250,000 on a note receivable.

The net cash provided by financing activities during 1996 was $71,228 compared to net cash provided by financing activities during 1995 of $578,739. During 1996, the Company received $1,665,000 of proceeds from short and long term debt while making principal payments on short and long term debt of $1,569,908. During 1995, the Company received proceeds from long term debt of $626,653.

Without positive cash flow from operations, the Company experiences the typical problems of obtaining debt and equity capital funding. Management believes that the merger with Medical Products, Inc., through the profits derived from the sale of the medical diagnostic devices, will provide sufficient cash flow to meet the Company's operating needs during 1996. Additionally, the Company has an understanding with a Bahamian developer to produce townhomes. The developer will advance funds necessary to complete this project for the next three years.

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES


  PART II       OTHER INFORMATION

  Item 1.    Legal Proceedings:  None

  Item 2.    Changes in Securities:  None

  Item 3.    Defaults Upon Senior Securities:  None

  Item 4.    Submission of Matters to a Vote of Securities Holders:  None

  Item 5.    Other Information:

            The Company is contemplating filing a Form S-1 Registration Statement to register certain restricted shares of its common stock, including shares of common stock underlying outstanding warrants.

  Item 6.   Exhibits and Reports on Form 8-K:
            (a)  Exhibit: Exhibit 27 Financial Data Schedule*
                          * Electronic filing only
            (b)  Reports on Form 8-K.
                 (1) On January 3, 1996, the Company filed Form 8-K regarding an Agreement and Plan of Merger.

                 (2) On March 19, 1996, the Company filed Form 8-K regarding its March 5, 1996, merger.

                 (3) On April 2, 1996, the Company filed Form 8-KA which amended Form 8-K dated March 19, 1996, to provide the following required financial statements relating to such acquisition:

                 (i)  Financial statements of business acquired:

                      Independent Auditor's Report on the Financial Statements.

                      Balance Sheet as of December 31, 1995.

                      Statement of Operations for the period from November 3, 1995, (Date of Incorporation) through December 31, 1995.

                      Statement  of  Stockholder's  deficit  for the period
                      from  November  3,  1995,  (Date  of   Incorporation)
                      through December 31, 1995.

                      Notes to Financial Statements.

                 (ii) Pro Forma financial information:

                      Unaudited Pro Forma Balance Sheet as of December 31, 1995.

                      Unaudited Pro Forma condensed Consolidated Statement of Operations for the year ended December 31, 1995.

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES



                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

 Dated:  May 20, 1996

                                                 Novatek International, Inc.
                                                 (Registrant)

                                                 By:/s/Frank J.Cooney
                                                    ---------------------------
                                                    Frank J. Cooney, President
                                                    Chief Executive Officer