Form 10QSB
period 1996-06-30
NOVATEK INTERNATIONAL INC
filed 1996-08-14
CIK 832334

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

         QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


  For the Quarter Ended June 30, 1996      Commission file number 0-22096



                           NOVATEK INTERNATIONAL, INC.
           ----------------------------------------------------------
      (Exact name of the small businee issuer as specified in its charter)



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


                    Issuer's telephone number (561) 736-6659


      Check  whether the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                                                                   ---     ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, no par value; outstanding shares at August 2, 1996 13,706,869.
                                     ----------

      Transitional Small Business Disclosure Format (Check  one): Yes  No   X
                                                                   ---     ---

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS





      Part I      FINANCIAL INFORMATION


      Item 1.     Condensed Financial Statements

                  Condensed Consolidated Balance Sheets
                  June 30, 1996 and December 31, 1995                       3

                  Condensed Consolidated Statements of Operations
                  Three Months Ended and Six Months Ended
                  June 30, 1996 and 1995                                    4

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1996 and 1995                   5

                  Notes to Condensed Consolidated Financial Statements      6


      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      8


      Part II     OTHER INFORMATION

                  Items 1 through 6                                        10


                  Signatures                                               11

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                                         30-Jun-96       31-Dec-95
                                                         Unaudited         Audited
                                                      ------------    ------------
ASSETS
- ------
Current assets
Cash                                                  $     17,637    $     58,234
Contract Receivables (Net of Allowance)                     27,686         164,705
Costs in excess of billing on uncompleted contracts        101,329         285,103
Current maturities of notes receivable                   1,064,450          64,450
Deposits on Contracts                                      415,000            --
Prepaid Expenses                                            79,214         111,329
Refundable Deposits                                        250,000            --
Other current assets                                       117,192         143,766
                                                      ------------    ------------
     TOTAL CURRENT ASSETS                                2,072,508         827,587

Property and equipment, net                              1,014,434       1,055,920
Distribution license                                    54,124,835            --
Notes receivable less current maturities                 1,975,579         225,579
Deferred Financing Costs (Net)                             167,708            --
 Other assets                                               73,891          66,201
                                                      ------------    ------------
     TOTAL ASSETS                                     $ 59,428,955    $  2,175,287
     ------------                                     ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
- -----------------------------------
Current Liabilities
Accounts payable                                      $    257,077    $     79,691
Notes payable and other current liabilities                 77,615          84,936
Billings and est losses in excess of costs
 on uncompleted contracts                                    7,356          78,742
Current maturities of long-term debt                       751,129           7,472
                                                     ------------    ------------
     TOTAL CURRENT LIABILITIES                           1,093,177         250,841
                                                      ------------    ------------

Long-term debt, less current maturities                    395,000         322,777
Convertible debenture payable                           38,500,000            --
Sales contracts to be acquired                         (36,000,000)           --

Shareholders' Equity
Preferred stock, 10,000,000 shares authorized;
 5,000 shares designates series A 10%
 cumulative and convertible; $1,000 stated value         1,887,000       1,887,000
Common stock, no par value;
 250,000,000 shares authorized                          71,168,532       6,228,185
Additional paid-in capital                                   1,076           1,076
Accumulated (deficit)                                  (10,115,830)     (6,514,592)
Deferred consulting fees                                (7,500,000)           --
Shareholders' Equity, Net                               55,440,778       1,601,669
                                                      ------------    ------------
     TOTAL LIABILITIES AND EQUITY                     $ 59,428,955    $  2,175,287
     ----------------------------                     ============    ============

      See accompanying notes to condensed consolidated financial statements

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------


                                                      Three Months Ended          Six Months Ended
                                                     30-Jun        30-Jun        30-Jun         30-Jun
                                                      1996          1995          1996           1995
                                                          Unaudited                   Unaudited
                                                          ---------                   ---------

Revenue                                         $   410,000    $   550,437    $   447,775    $ 1,189,749

Contract Costs                                      461,885        740,463        664,119      1,440,621
                                                -----------    -----------    -----------    -----------

Gross Loss                                          (51,885)      (190,026)      (216,344)      (250,872)

General and Administrative Expenses                 317,340        352,102        931,518        576,031
                                                -----------    -----------    -----------    -----------

Operating Loss                                     (369,225)      (542,128)    (1,147,862)      (826,903)
                                                -----------    -----------    -----------    -----------

Non-operating Income (Expense)
 Financing costs related to convertible notes
and other interest expense                          (30,909)          --       (2,407,349)          --

 Other expense                                      (26,974)       (31,596)       (46,026)      (113,536)
                                                -----------    -----------    -----------    -----------

Total non-operating expense                         (57,883)       (31,596)    (2,453,375)      (113,536)
                                                -----------    -----------    -----------    -----------

Net Loss                                        $  (427,108)   $  (573,724)   $(3,601,237)   $  (940,439)
                                                ===========    ===========    ===========    ===========

Loss Per Share                                  $     (0.03)   $     (0.32)   $     (0.40)   $     (0.52)
                                                ===========    ===========    ===========    ===========

Weighted Average Number of                       12,625,993      1,816,165      8,921,936      1,816,165
 Shares Outstanding

























                           See accompanying notes to condensed consolidated financial statements

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Six Months Ended
                                                     30-Jun-96       30-Jun-95
                                                            Unaudited

Net cash (used in) operating activities            $ (1,173,021)   $ (1,141,534)
                                                   ------------    ------------
Cash Flows from Investing Activities
Purchase of property and equipment                       (4,811)         (6,023)
Redemption of certificate of deposit                       --           500,000
Collections on notes receivable                         250,000            --
Proceeds from sale of investment in                        --              --
 equity securities                                       27,234            --
Acquisition of subsidiary, net cash acquired              4,691            --
Decrease in due from affiliates                              11           8,797
Purchase of distribution license                     (2,000,000)           --
Decrease in other assets                                 24,331            --
                                                   ------------    ------------
 Net cash provided by (used in) investing                  --              --
  activities                                       $ (1,698,544)   $    502,774
                                                   ------------    ------------
Cash Flows from Financing Activities
- ------------------------------------
Decrease in outstanding checks in excess of
 bank balances                                             --           (55,196)
Proceeds from short and long-term debt                4,672,500         626,653
Principal pmts on short and long-term debt           (1,817,668)     (1,997,678)
Proceeds from issuance of common stock                     --         3,531,938
Public offering costs                                      --          (368,362)
Loan closing costs                                      (23,864)           --
                                                   ------------    ------------
 Net cash provided by financing activities         $  2,830,968    $  1,737,355
                                                   ------------    ------------
 Net increase (decrease) in cash                        (40,597)        828,595
Cash, beginning of period                                58,234          11,946
                                                   ------------    ------------
Cash, end of period                                $     17,637    $    840,541
                                                   ============    ============
Supplemental Disclosure of Cash Flow Information
- ------------------------------------------------
Cash payments for interest                         $     42,838    $    143,273
                                                   ============    ============
Schedule of Non-cash Investing and Financing Activities
- -------------------------------------------------------
Common stock issued as payment on
 long-term debt                                    $ 30,056,300    $    722,758
                                                   ============    ============
Common stock issued in advance for
 future consulting fees                            $  7,500,000            --
                                                   ============    ============
Acquisition of business
 Fair value of assets acquired                     $ 55,380,432            --
 Fair value of liabilities assumed                 $(30,358,748)           --
 Common stock issued to purchase business          $(25,026,375)           --
 Net cash received                                 $     (4,691)           --

      See accompanying notes to condensed consolidated financial statements

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.  Statement of Information Furnished

The accompanying unaudited financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all normal recurring adjustments necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three month and six month periods ended June 30, 1996 and 1995 and the cash flows for the six month periods ended June 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-KSB. Operating results for the quarter ended June 30, 1996 are not necessarily indicative of the results that may be expected for any future periods.

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

2.  Acquisition of Business

On March 5, 1996, a merger was effected between Novatek International, Inc. ("Company"), its wholly-owned subsidiary Novatek International Holdings, Inc., ("Holdings"), Medical Products, Inc. ("MPI") and its shareholders, The Celentano Limited Partnership and Pickeral Cove Trust ("Shareholder"). MPI held an exclusive license to market and distribute Medical diagnostic devices in South America and the Bahamas. The distribution license is valued in excess of $50,000,000. As a result of this merger, the business of MPI will be conducted by Holdings as a wholly-owned subsidiary of the Company. To purchase MPI the Company issued 2,002,638 shares of its common stock to The Celentano Limited Partnership and 2,002,637 shares of its common stock to Pickeral Cove Trust in exchange for all of the outstanding shares (7,500 shares of common stock) of MPI. The Company issued to Joseph Roberts & Co., Inc. 1,000,000 shares of its common stock for its assistance in arranging the merger. The Company also issued 3,453,125 shares of its common stock, $125,000 in short term notes and paid $1,300,000 to New England Diagnostics ("NED") and MPI previously paid $950,000 to NED which resulted in payment in full of the balance due NED of a promissory note in the original face amount of $30,000,000 owing from MPI to NED. NED subsequently sold its shares in the Company.

3.  Current Maturities of Long-term Debt

In connection with the merger, the Company issued convertible notes payable in the amount of $2,354,000 convertible into the Company's common stock at $2.50 per share. These notes were converted subsequent to March 31, 1996. The financing costs related to convertible notes included in the Consolidated Statement of Operations contains $2,354,000 of incremental interest expense attributable to the issuance of the convertible notes payable. These notes were converted into 941,600 shares issued on April 30, 1996.

4.  Convertible Debenture Payable

a) The Company issued a $36,000,000 face amount, 9% convertible debenture, convertible into 7,200,000 shares of the Company's common stock, to NED as consideration for NED acquiring for the Company certain sales contracts for products for which the Company holds a license to distribute. This debenture has been placed in escrow pending the performance by NED of its obligation to acquire these certain sales contracts. Interest on debenture begins at the time the related sales contracts are delivered. b) The Company issued 10 - 2 year $250,000 face amount 5% convertible debentures due 5-28-98 with interest payable semi-annually in arrears, or at conversion. The debentures are convertible as follows: 1/3 - 60 days after date; 2/3 - 90 days after date; 100% - 120 days after date. The conversion price is the lesser of 130% of the closing bid price on 5-28-96, or 85% of the 5 day average closing price prior to conversion. The debentures were issued with registration rights and under the provision of Regulation S. The proceeds, net of the broker loan fee, were used to pay New England Diagnostics $2,000,000 for the purchase of the license agreement for Central America (excluding Mexico), their notes, and accounts payable due.

5.  Deferred Consulting Fees

The Company issued 1,000,000 shares of its common stock and paid a $250,000 retainer to four consultants who are to obtain sales contracts for the Company and further the Company's interests in Honduras, Costa Rica and Colombia. The $250,000 retainer is included in Administrative and General Expenses in the Consolidated Statement of Operations. The stock portion of the compensation is being held in escrow and will be earned based on a percentage of the Company's gross revenue produced by sales contracts obtained by the consultants, calculated annually.

6.  Pro Forma Data for Acquisition

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

8.  Provision for income taxes

There is no current provision for income taxes due to operating losses. The company has fully allowanced for its deferred tax asset arising from these loses.

9.  Litigation

Reported on 8-K dated March 5, 1996 - Preferred Restoration Case No. CL 93-7986 AD PB City

10. Earnings (Loss) Per Common and Common Share Equivalent

Earnings (loss) per common and common share equivalent is based on the combined weighted average number of common shares and common share equivalents outstanding which includes the assumed exercise of those stock options and other convertible securities which are dilutive.

For the three and six months  ended  June 30,  1996 and 1995,  primary  weighted average common and common share equivalents include only common shares outstanding. The inclusion of common share equivalents would be antidilutive and, as such, they are not included in the primary weighted average number of shares outstanding. For the three and six months ended June 30, 1996 and 1995, no fully diluted loss per common share equivalent has been disclosed as it would be antidilutive.

11.  Subsequent Events

The company has negotiated a 5% convertible debenture brokered by Cameron Capital of Bermuda for $5,000,000, which is expected to be completed by August 15, 1996.

                 NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

Since inception, the Company has not been able to generate cash flow from operations to cover expenses without advances from affiliates and private placements of securities. This casts significant doubt upon the Company's ability to continue as a going concern with its past business methodology. As a result, the Company executed an agreement and plan of merger with Medical Products, Inc. (See Note 2 to the condensed consolidated financial statements). The Company is negotiating to sell its existing construction contracts that have not been profitable, and is refocusing its attentions to the recently acquired medical division and reassessing its future efforts in the light gauge steel and construction business.

The Company is focusing its resources on developing sales of rapid medical diagnostic devices for which the Company acquired rights to sell and distribute in South America and the Bahamas. These test devices include test kits for HIV, cholera, diabetes, as well as nine other viruses. In addition to having sold a $3,000,000 license for the Bahamas, the Company has executed a five year contract valued at $5,000,000 per year with a drug distribution company in Chile for Cholera test kits. The Company is also acting as a co-broker in an agreement to ship HIV test kits to a distributor in Mexico. The first shipment of these devices was made on May 14, 1996.

In April 1996, the Company negotiated and reached an agreement in principle to acquire the exclusive license to market and distribute the medical diagnostic devices in Canada, Mexico and Central America. In May the license for Central America was purchased for $2,000,000 and management anticipates the purchase of the Mexican license to occur in August 1996.

RESULTS OF OPERATIONS

Revenue and  expenses

Revenue for the second quarter and first half of 1996 decreased from $550,437 in 1995 to $410,000 in 1996, and from $1,189,749 in 1995 to $447,775 in 1996 respectively. The decrease in revenues is due to the completed contract method of accounting, for which revenues related to various Bimini contracts will not be recognized until the third and future quarters. No revenues from sales of medical test kits to date.

During January 1996, the Company completed the sale of a license agreement to distribute medical diagnostic devices in the Bahamas. The Company recognized $3,000,000 of revenue on this transaction with a related cost of $3,000,000 which represents the value allocated to the Bahamian license upon the acquisition of MPI.

Management believes that revenues in the third quarter will improve significantly as a result of completed contracts related to the construction division and revenues generated from initial shipments of medical diagnostic devices.

Net loss decreased for the second quarter of 1996 from ($573,724) in 1995 to ($427,108) in 1996. Net loss increased during the first half of 1996 from ($940,439) in 1995 to ($3,601,237) in 1996. The improvement during the second quarter of 1996 is attributable to improved gross margins as well as a reduction in general and administrative expenses.

The Company incurred non-operating expenses of $57,883 during the second quarter of 1996 and $2,453,375 during the first half of 1996, primarily due to financing costs attributable to the convertible notes (See Note 3 to the Consolidated Financial Statements).

Liquidity and Capital Resources

The Company's net cash used in operating activities for the first half of 1996 decreased from $1,411,534 in 1995 to $1,173,021 in 1996 respectively.

Net cash provided by investing activities during the first half of 1996 decreased from $502,774 in 1995 to ($1,698,544) in 1996 respectively. During the second quarter of 1996 the Company purchased a license agreement to sell medical devices in Central America for $2,000,000.

Net cash provided by financing activities during the first half of 1996 increased from $1,737,355 in 1995 to $2,830,968 in 1996. During 1996, the
Company received $4,672,500 of proceeds from short and long term debt while making principal payments on short and long term debt of $1,817,668. During 1995, the Company received proceeds from long term debt of $626,653, and received $3,531,938 in proceeds from the issuance of common stock.

Without positive cash flow from operations, the Company has historically needed to obtain debt and equity capital funding to finance its operations. During 1996, cash has been raised through debt issuance's and private equity placements. Management believes that the merger with Medical Products, Inc., through the anticipated future sale of the medical diagnostic devices, combined with the planed debenture placement discussed in Note 11, will provide sufficient cash flow to meet the Company's operating needs during the remainder of 1996. Additionally, the Company is seeking a buyer for various construction contracts held by it's construction division, which may raise additional cash.

                  NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES

PART II    OTHER INFORMATION

Item 1.     Legal Proceedings:  None

Item 2. Changes in Securities: 1,887 shares of series A 10% cumulative and convertible preferred stock valued at $1,887,000 was converted July 2, 1996 to 628,371 shares of common stock. As discussed in Note 4(b) in the condensed consolidated financial statement, the company has issued convertible debentures which will dilute common shares outstanding if converted.

Item 3.     Defaults Upon Senior Securities:  None

Item 4.     Submission of Matters to a Vote of Securities Holders:  None

Item 5.     Other Information:

The Company is contemplating filing a Form S-1 Registration Statement to register certain restricted shares of its common stock, including shares of common stock underlying outstanding warrants.

Item 6.     Exhibits and Reports on Form 8-K:
      (a)  Exhibits attached
            (1)  Chile Contract
            (2)  Debenture Notes
            (3)  Financial Data Schedule (Electronic filing only)
      (b)  Reports on Form 8-K.

            (1) On January 3, 1996, the Company filed Form 8-K regarding an Agreement and Plan of Merger.

            (2) On March 19, 1996, the Company filed Form 8-K regarding its March 5, 1996 Merger.

            (3) On April 2, 1996, the Company filed Form 8-KA which amended Form 8-K dated March 19, 1996, to provide the following required financial statements relating to such acquisition.

                   (i)  Financial statements of business acquired:

                        Independent Auditor's Report on the Financial Statements

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

                        Notes to Financial Information

                 (ii)   Pro Forma financial information:

                        Unaudited  Pro Forma  Balance  Sheet as of December  31,
                        1995.

                        Unaudited Pro Forma condensed Consolidated Statement of Operations for the year ended December 31, 1995.

            (4) On June 19, 1996 the company filed form 8-K regarding the change in accountants.

                 NOVATEK INTERNATIONAL, INC. AND SUBSIDIARIES



                                   SIGNATURES



            Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

      Dated:  August 13, 1996
              ---------------
                                                 Novatek   International, Inc.
                                                 (Registrant)

                                                 By: /s/Gaston Oxman
                                                     ---------------------------
                                                     Dr. Gaston Oxman, President